Form 10-K
period 2016-12-31
Bank of America Merrill Lynch Commercial Mortgage Trust 2016-UBS10
filed 2017-03-27
CIK 1673542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206847-02

Central Index Key Number of the issuing entity: 0001673542

Bank of America Merrill Lynch Commercial Mortgage Trust 2016-UBS10

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001005007

Banc of America Merrill Lynch Commercial Mortgage Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541886

UBS Real Estate Securities Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3991430 38-3991431 38-7145130 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(646) 855-3953

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /  Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                            Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /  Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /  Yes / /  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The In-Rel 8 Mortgage Loan and the Grove City Premium Outlets Mortgage Loan, which constituted approximately 6.8% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the In-Rel 8 Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Grove City Premium Outlets Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the In-Rel 8 Mortgage Loan and the Grove City Premium Outlets Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 525 Seventh Avenue Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The 525 Seventh Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 525 Seventh Avenue Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2015-UBS8 transaction, Commission File Number 333-180779-21 (the “MSC 2015-UBS8 Transaction”). This loan combination, including the 525 Seventh Avenue Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2015-UBS8 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2015-UBS8 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2015-UBS8 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, which constituted approximately 2.4% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Le Meridien Cambridge MIT Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Princeton Pike Corporate Center Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2016-C28 transaction, Commission File Number 333-206847-01 (the “MSBAM 2016-C28 Transaction”). These loan combinations, including the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the MSBAM 2016-C28 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSBAM 2016-C28 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, which constituted approximately 4.3% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 2100 Ross Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Gateway Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2016-UBS9 transaction, Commission File Number 333-206582-01 (the “MSC 2016-UBS9 Transaction”). These loan combinations, including the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS9 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the MSC 2016-UBS9 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2016-UBS9 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 300 Four Falls Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The 300 Four Falls Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 300 Four Falls Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2016-C29 transaction, Commission File Number 333-206582-02 (the “MSBAM 2016-C29 Transaction”). This loan combination, including the 300 Four Falls Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C29 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the MSBAM 2016-C29 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSBAM 2016-C29 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan, which constituted approximately 2.6% and 2.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Renaissance Cincinnati Mortgage Loan or the AvidXchange Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the CFCRE 2016-C4 Mortgage Trust transaction, Commission File Number 333-207567-02 (the “CFCRE 2016-C4 Transaction”). These loan combinations, including the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C4 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2016-C4 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2016-C4 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Twenty Ninth Street Retail Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The Twenty Ninth Street Retail Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Twenty Ninth Street Retail Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2016-GS2 transaction, Commission File Number 333-207677-01 (the “GSMS 2016-GS2 Transaction”). This loan combination, including the Twenty Ninth Street Retail Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2016-GS2 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2016-GS2 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2016-C1 transaction, Commission File Number 333-207132-04 (the “CGCMT 2016-C1 Transaction”). This loan combination, including the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-C1 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2016-C1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2016-C1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the Le Meridien Cambridge MIT Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan and the 300 Four Falls Mortgage Loan, the primary servicer of the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan and the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, and the certificate administrator of the 525 Seventh Avenue Mortgage Loan, the 2100 Ross Mortgage Loan, the Gateway Plaza Mortgage Loan and the Twenty Ninth Street Retail Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 525 Seventh Avenue Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan, the 2100 Ross Mortgage Loan, the Gateway Plaza Mortgage Loan, the 300 Four Falls Mortgage Loan and the Twenty Ninth Street Retail Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 525 Seventh Avenue Mortgage Loan and the Twenty Ninth Street Retail Mortgage Loan.  As a result, Midland Loan Services, a Division of PNC Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan.  As a result, KeyBank National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the 525 Seventh Avenue Mortgage Loan, the 300 Four Falls Mortgage Loan, the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan.  As a result, CWCapital Asset Management LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Le Meridien Cambridge MIT Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan, the 2100 Ross Mortgage Loan, the Gateway Plaza Mortgage Loan, the 300 Four Falls Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan and the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association is the certificate administrator of the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan.  As a result, U.S. Bank National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by U.S. Bank National Association in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association is the custodian of the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan.  As a result, U.S. Bank National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by U.S. Bank National Association in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and the accountant’s attestation report of U.S. Bank National Association,  as a servicing function participant engaged by Citibank, N.A. with respect to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement  for the CGCMT 2016-C1 Transaction and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2016-C1 Transaction with respect to the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan.  These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(i)-(ii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, U.S. Bank is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the 300 Four Falls Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the MSBAM 2016-C29 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the 300 Four Falls Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Deutsche Bank Trust Company Americas acts as trustee of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CGCMT 2016-C1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

U.S. Bank National Association acts as trustee of the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(iv) (regarding a fidelity bond and errors and omissions policy covering each servicing function participant throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements) and 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Le Meridien Cambridge MIT Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan, the 300 Four Falls Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan and the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the certificate administrator under the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the 525 Seventh Avenue Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan, the 2100 Ross Mortgage Loan, the Gateway Plaza Mortgage Loan, the Twenty Ninth Street Retail Mortgage Loan and the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of C-III Asset Management LLC as special servicer of the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Twenty Ninth Street Retail Mortgage Loan, and Pentalpha Surveillance LLC as operating advisor of the Twenty Ninth Street Retail Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as master servicer of the 525 Seventh Avenue Mortgage Loan and the Twenty Ninth Street Retail Mortgage Loan, C-III Asset Management LLC as special servicer of the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, KeyBank National Association as master servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, CWCapital Asset Management LLC as special servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Twenty Ninth Street Retail Mortgage Loan, LNR Partners, LLC as special servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, and Citibank, N.A. as certificate administrator of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, C-III Asset Management LLC, as special servicer, KeyBank National Association, as primary servicer, CWCapital Asset Management LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee and custodian, and Citibank, N.A., as certificate administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee and custodian under the pooling and servicing agreement for the CGCMT 2016-C1 Transaction.

Citibank, N.A. (“Citibank”) is acting as certificate administrator for the CGCMT 2016-C1 Transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Citibank’s motion to dismiss was fully briefed as of April 15, 2016.  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On October 25, 2016, the court granted leave for defendants to file an opposition brief.  Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore,  neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator under the pooling and servicing agreement for the CGCMT 2016-C1 Transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on June 7, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 525 Seventh Avenue Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2015-UBS8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule X to the pooling and servicing agreement for the MSC 2015-UBS8 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2015-UBS8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2016-C28 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2016-UBS9 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2016-UBS9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 300 Four Falls Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C29 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSBAM 2016-C29 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2016-C29 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C4 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Twenty Ninth Street Retail Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2016-GS2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2016-C1 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2016-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of June 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, U.S. Bank National Association, as Trustee, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of March 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.7 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as General Special Servicer, Rialto Capital Advisors, LLC, as Veritas Multifamily Pool 2 Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.8 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.9 Agreement Between Note Holders, dated as of May 9, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K/A filed on July 12, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.10 Amended And Restated Agreement Between Note Holders, dated as of March 8, 2016, by and among Wells Fargo Bank, National Association, as Trustee, for the Benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.11 Amended And Restated Agreement Between Note Holders, dated as of March 8, 2016, by and among UBS Real Estate Securities Inc., as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee, for the benefit of the Holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and UBS Real Estate Securities Inc., as Initial Note A-4 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.12 Agreement Between Note Holders, dated as of February 5, 2016, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, and Bank of America, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.13 Amended And Restated Agreement Between Note Holders, dated as of April 21, 2016, by and between U.S. Bank National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2016-C28, Commercial Mortgage Pass-Through Certificates, Series 2016-C28, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee for Morgan Stanley Capital I Trust 2016-UBS9, Commercial Mortgage Pass-Through Certificates, Series 2016-UBS9, as Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.14 Agreement Between Note Holders, dated as of March 8, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.15 Agreement Between Note Holders, dated as of March 8, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.16 Agreement Between Note Holders, dated as of April 19, 2016, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.17 Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.18 Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.19 Agreement Between Note Holders, dated as of March 8, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.20 Amended And Restated Co-Lender Agreement, dated as of May 10, 2016, between Citigroup Global Markets Realty Corp., as Note A-1-1 Holder, Note A-1-2 Holder, Note A-2 Holder and Note A-3 Holder, and UBS Real Estate Securities Inc., as Note A-4 Holder and Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein), as amended by the Resizing Amendment to Co-Lender Agreement, dated as of July 15, 2016 (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on July 25, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Rialto Capital Advisors, LLC, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Park Bridge Lender Services LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 33.1)

33.10 Rialto Capital Advisors, LLC, as Special Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 33.2)

33.11 Wilmington Trust, National Association, as Trustee of the In-Rel 8 Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the In-Rel 8 Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the In-Rel 8 Mortgage Loan (see Exhibit 33.5)

33.14 Park Bridge Lender Services LLC, as Operating Advisor of the In-Rel 8 Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 33.8)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.18 Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.19 Wilmington Trust, National Association, as Trustee of the Grove City Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.4)

33.21 Wells Fargo Bank, National Association, as Custodian of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.22 Park Bridge Lender Services LLC, as Operating Advisor of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan

33.26 Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.2)

33.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.5)

33.29 Situs Holdings, LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan

33.30 Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.1)

33.31 C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

33.32 U.S. Bank National Association, as Trustee of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

33.33 Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.4)

33.34 Wells Fargo Bank, National Association, as Custodian of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.5)

33.35 Park Bridge Lender Services LLC, as Operating Advisor of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.6)

33.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.7)

33.37 National Tax Search, LLC, as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.8)

33.38 Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.1)

33.39 C-III Asset Management LLC, as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40 U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.41 Wells Fargo Bank, National Association, as Certificate Administrator of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.4)

33.42 Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.5)

33.43 Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.6)

33.44 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.7)

33.45 National Tax Search, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.8)

33.46 KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

33.47 CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

33.48 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2100 Ross Mortgage Loan (see Exhibit 33.4)

33.49 Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 33.5)

33.50 Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 33.6)

33.51 KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.46)

33.52 CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.47)

33.53 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Plaza Mortgage Loan (see Exhibit 33.4)

33.54 Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 33.5)

33.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 33.6)

33.56 Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.1)

33.57 Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.2)

33.58 Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.59 Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Four Falls Mortgage Loan (see Exhibit 33.4)

33.60 Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 33.5)

33.61 Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 33.6)

33.62 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 33.7)

33.63 National Tax Search, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 33.8)

33.64 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.1)

33.65 Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.66 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan

33.67 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.6)

33.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.69 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.8)

33.70 Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.1)

33.71 Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.72 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 33.66)

33.73 Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 33.6)

33.74 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.7)

33.75 National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.8)

33.76 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.25)

33.77 Torchlight Loan Services, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.78 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.4)

33.79 Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.5)

33.80 Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.81 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.82 LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.83 Deutsche Bank Trust Company Americas, as Trustee of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.84 Citibank, N.A., as Certificate Administrator of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.85 Deutsche Bank Trust Company Americas, as Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.83)

33.86 Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.6)

33.87 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.7)

33.88 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.8)

33.89 U.S. Bank National Association, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Rialto Capital Advisors, LLC, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Park Bridge Lender Services LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 34.1)

34.10 Rialto Capital Advisors, LLC, as Special Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 34.2)

34.11 Wilmington Trust, National Association, as Trustee of the In-Rel 8 Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the In-Rel 8 Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the In-Rel 8 Mortgage Loan (see Exhibit 34.5)

34.14 Park Bridge Lender Services LLC, as Operating Advisor of the In-Rel 8 Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 34.8)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.18 Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.19 Wilmington Trust, National Association, as Trustee of the Grove City Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.4)

34.21 Wells Fargo Bank, National Association, as Custodian of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.22 Park Bridge Lender Services LLC, as Operating Advisor of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan

34.26 Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.2)

34.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.5)

34.29 Situs Holdings, LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan

34.30 Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.1)

34.31 C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

34.32 U.S. Bank National Association, as Trustee of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

34.33 Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.4)

34.34 Wells Fargo Bank, National Association, as Custodian of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.5)

34.35 Park Bridge Lender Services LLC, as Operating Advisor of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.6)

34.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.7)

34.37 National Tax Search, LLC, as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.8)

34.38 Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.1)

34.39 C-III Asset Management LLC, as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40 U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.41 Wells Fargo Bank, National Association, as Certificate Administrator of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.4)

34.42 Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.5)

34.43 Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.6)

34.44 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.7)

34.45 National Tax Search, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.8)

34.46 KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

34.47 CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

34.48 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2100 Ross Mortgage Loan (see Exhibit 34.4)

34.49 Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 34.5)

34.50 Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 34.6)

34.51 KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.46)

34.52 CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.47)

34.53 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Plaza Mortgage Loan (see Exhibit 34.4)

34.54 Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 34.5)

34.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 34.6)

34.56 Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.1)

34.57 Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.2)

34.58 Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.59 Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Four Falls Mortgage Loan (see Exhibit 34.4)

34.60 Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 34.5)

34.61 Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 34.6)

34.62 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 34.7)

34.63 National Tax Search, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 34.8)

34.64 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.1)

34.65 Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.66 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan

34.67 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.6)

34.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.69 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.8)

34.70 Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.1)

34.71 Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.72 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 34.66)

34.73 Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 34.6)

34.74 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.7)

34.75 National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.8)

34.76 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.25)

34.77 Torchlight Loan Services, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.78 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.4)

34.79 Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.5)

34.80 Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.81 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.82 LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.83 Deutsche Bank Trust Company Americas, as Trustee of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.84 Citibank, N.A., as Certificate Administrator of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.85 Deutsche Bank Trust Company Americas, as Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.83)

34.86 Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.6)

34.87 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.7)

34.88 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.8)

34.89 U.S. Bank National Association, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer

35.2 Rialto Capital Advisors, LLC, as Special Servicer

35.3 Wells Fargo Bank, National Association, as Certificate Administrator

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 35.1)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 35.2)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the In-Rel 8 Mortgage Loan (see Exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Grove City Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 525 Seventh Avenue Mortgage Loan

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan

35.14 C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 35.13)

35.17 C-III Asset Management LLC, as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 35.15)

35.19 KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

35.20 CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the 2100 Ross Mortgage Loan

35.22 KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.23 CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Plaza Mortgage Loan (see Exhibit 35.21)

35.25 Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan

35.26 Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan

35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Four Falls Mortgage Loan

35.28 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan

35.29 Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan

35.30 U.S. Bank National Association, as Certificate Administrator of the Renaissance Cincinnati Mortgage Loan

35.31 Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.28)

35.32 Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.29)

35.33 U.S. Bank National Association, as Certificate Administrator of the AvidXchange Mortgage Loan (see Exhibit 35.30)

35.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

35.35 Torchlight Loan Services, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

35.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Twenty Ninth Street Retail Mortgage Loan

35.37 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

35.38 LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

35.39 Citibank, N.A., as Certificate Administrator of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

99.1 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III

Leland F. Bunch, III, Chief Executive Officer and President

(senior officer in charge of securitization of the depositor)

Date: March 27, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of June 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, U.S. Bank National Association, as Trustee, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of March 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.7 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as General Special Servicer, Rialto Capital Advisors, LLC, as Veritas Multifamily Pool 2 Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.8 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.9 Agreement Between Note Holders, dated as of May 9, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K/A filed on July 12, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.10 Amended And Restated Agreement Between Note Holders, dated as of March 8, 2016, by and among Wells Fargo Bank, National Association, as Trustee, for the Benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.11 Amended And Restated Agreement Between Note Holders, dated as of March 8, 2016, by and among UBS Real Estate Securities Inc., as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee, for the benefit of the Holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and UBS Real Estate Securities Inc., as Initial Note A-4 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.12 Agreement Between Note Holders, dated as of February 5, 2016, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, and Bank of America, N.A., as Initial Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.13 Amended And Restated Agreement Between Note Holders, dated as of April 21, 2016, by and between U.S. Bank National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2016-C28, Commercial Mortgage Pass-Through Certificates, Series 2016-C28, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee for Morgan Stanley Capital I Trust 2016-UBS9, Commercial Mortgage Pass-Through Certificates, Series 2016-UBS9, as Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.14 Agreement Between Note Holders, dated as of March 8, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.15 Agreement Between Note Holders, dated as of March 8, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.16 Agreement Between Note Holders, dated as of April 19, 2016, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.17 Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.18 Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.19 Agreement Between Note Holders, dated as of March 8, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.20 Amended And Restated Co-Lender Agreement, dated as of May 10, 2016, between Citigroup Global Markets Realty Corp., as Note A-1-1 Holder, Note A-1-2 Holder, Note A-2 Holder and Note A-3 Holder, and UBS Real Estate Securities Inc., as Note A-4 Holder and Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein), as amended by the Resizing Amendment to Co-Lender Agreement, dated as of July 15, 2016 (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on July 25, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Rialto Capital Advisors, LLC, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Park Bridge Lender Services LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 33.1)

33.10 Rialto Capital Advisors, LLC, as Special Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 33.2)

33.11 Wilmington Trust, National Association, as Trustee of the In-Rel 8 Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the In-Rel 8 Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the In-Rel 8 Mortgage Loan (see Exhibit 33.5)

33.14 Park Bridge Lender Services LLC, as Operating Advisor of the In-Rel 8 Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 33.8)

33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.18 Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.19 Wilmington Trust, National Association, as Trustee of the Grove City Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.4)

33.21 Wells Fargo Bank, National Association, as Custodian of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.22 Park Bridge Lender Services LLC, as Operating Advisor of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan

33.26 Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.2)

33.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.4)

33.28 Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.5)

33.29 Situs Holdings, LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan

33.30 Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.1)

33.31 C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

33.32 U.S. Bank National Association, as Trustee of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

33.33 Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.4)

33.34 Wells Fargo Bank, National Association, as Custodian of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.5)

33.35 Park Bridge Lender Services LLC, as Operating Advisor of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.6)

33.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.7)

33.37 National Tax Search, LLC, as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.8)

33.38 Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.1)

33.39 C-III Asset Management LLC, as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40 U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.41 Wells Fargo Bank, National Association, as Certificate Administrator of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.4)

33.42 Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.5)

33.43 Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.6)

33.44 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.7)

33.45 National Tax Search, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.8)

33.46 KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

33.47 CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

33.48 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2100 Ross Mortgage Loan (see Exhibit 33.4)

33.49 Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 33.5)

33.50 Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 33.6)

33.51 KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.46)

33.52 CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.47)

33.53 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Plaza Mortgage Loan (see Exhibit 33.4)

33.54 Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 33.5)

33.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 33.6)

33.56 Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.1)

33.57 Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.2)

33.58 Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.59 Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Four Falls Mortgage Loan (see Exhibit 33.4)

33.60 Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 33.5)

33.61 Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 33.6)

33.62 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 33.7)

33.63 National Tax Search, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 33.8)

33.64 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.1)

33.65 Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.66 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan

33.67 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.6)

33.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.69 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.8)

33.70 Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.1)

33.71 Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.72 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 33.66)

33.73 Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 33.6)

33.74 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.7)

33.75 National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.8)

33.76 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.25)

33.77 Torchlight Loan Services, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.78 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.4)

33.79 Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.5)

33.80 Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.81 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.82 LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.83 Deutsche Bank Trust Company Americas, as Trustee of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.84 Citibank, N.A., as Certificate Administrator of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.85 Deutsche Bank Trust Company Americas, as Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.83)

33.86 Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.6)

33.87 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.7)

33.88 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.8)

33.89 U.S. Bank National Association, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Rialto Capital Advisors, LLC, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Park Bridge Lender Services LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 34.1)

34.10 Rialto Capital Advisors, LLC, as Special Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 34.2)

34.11 Wilmington Trust, National Association, as Trustee of the In-Rel 8 Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the In-Rel 8 Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the In-Rel 8 Mortgage Loan (see Exhibit 34.5)

34.14 Park Bridge Lender Services LLC, as Operating Advisor of the In-Rel 8 Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the In-Rel 8 Mortgage Loan (see Exhibit 34.8)

34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.18 Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.19 Wilmington Trust, National Association, as Trustee of the Grove City Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.4)

34.21 Wells Fargo Bank, National Association, as Custodian of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.22 Park Bridge Lender Services LLC, as Operating Advisor of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan

34.26 Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.2)

34.27 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.4)

34.28 Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.5)

34.29 Situs Holdings, LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan

34.30 Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.1)

34.31 C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

34.32 U.S. Bank National Association, as Trustee of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

34.33 Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.4)

34.34 Wells Fargo Bank, National Association, as Custodian of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.5)

34.35 Park Bridge Lender Services LLC, as Operating Advisor of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.6)

34.36 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.7)

34.37 National Tax Search, LLC, as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.8)

34.38 Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.1)

34.39 C-III Asset Management LLC, as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40 U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.41 Wells Fargo Bank, National Association, as Certificate Administrator of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.4)

34.42 Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.5)

34.43 Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.6)

34.44 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.7)

34.45 National Tax Search, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.8)

34.46 KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

34.47 CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

34.48 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2100 Ross Mortgage Loan (see Exhibit 34.4)

34.49 Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 34.5)

34.50 Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 34.6)

34.51 KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.46)

34.52 CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.47)

34.53 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Gateway Plaza Mortgage Loan (see Exhibit 34.4)

34.54 Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 34.5)

34.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 34.6)

34.56 Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.1)

34.57 Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.2)

34.58 Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.59 Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Four Falls Mortgage Loan (see Exhibit 34.4)

34.60 Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 34.5)

34.61 Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 34.6)

34.62 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 34.7)

34.63 National Tax Search, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 34.8)

34.64 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.1)

34.65 Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.66 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Renaissance Cincinnati Mortgage Loan

34.67 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.6)

34.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.69 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.8)

34.70 Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.1)

34.71 Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.72 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the AvidXchange Mortgage Loan (see Exhibit 34.66)

34.73 Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 34.6)

34.74 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.7)

34.75 National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.8)

34.76 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.25)

34.77 Torchlight Loan Services, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.78 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.4)

34.79 Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.5)

34.80 Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.81 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.82 LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.83 Deutsche Bank Trust Company Americas, as Trustee of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.84 Citibank, N.A., as Certificate Administrator of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.85 Deutsche Bank Trust Company Americas, as Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.83)

34.86 Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.6)

34.87 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.7)

34.88 National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.8)

34.89 U.S. Bank National Association, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer

35.2 Rialto Capital Advisors, LLC, as Special Servicer

35.3 Wells Fargo Bank, National Association, as Certificate Administrator

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 35.1)

35.5 Rialto Capital Advisors, LLC, as Special Servicer of the In-Rel 8 Mortgage Loan (see Exhibit 35.2)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the In-Rel 8 Mortgage Loan (see Exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Grove City Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan

35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 525 Seventh Avenue Mortgage Loan

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan

35.14 C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 35.13)

35.17 C-III Asset Management LLC, as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 35.15)

35.19 KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

35.20 CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the 2100 Ross Mortgage Loan

35.22 KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.23 CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Gateway Plaza Mortgage Loan (see Exhibit 35.21)

35.25 Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan

35.26 Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan

35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the 300 Four Falls Mortgage Loan

35.28 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan

35.29 Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan

35.30 U.S. Bank National Association, as Certificate Administrator of the Renaissance Cincinnati Mortgage Loan

35.31 Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.28)

35.32 Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.29)

35.33 U.S. Bank National Association, as Certificate Administrator of the AvidXchange Mortgage Loan (see Exhibit 35.30)

35.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

35.35 Torchlight Loan Services, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

35.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Twenty Ninth Street Retail Mortgage Loan

35.37 Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

35.38 LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

35.39 Citibank, N.A., as Certificate Administrator of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

99.1 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and UBS Real Estate Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Barclays Bank PLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of May 20, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein)