Form 10-K
period 2020-12-31
Bank of America Merrill Lynch Commercial Mortgage Trust 2016-UBS10
filed 2021-03-18
CIK 1673542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The In-Rel 8 Mortgage Loan and the Grove City Premium Outlets Mortgage Loan, which constituted approximately 6.8% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the In-Rel 8 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Grove City Premium Outlets Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the In-Rel 8 Mortgage Loan and the Grove City Premium Outlets Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, which constituted approximately 2.4% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Le Meridien Cambridge MIT Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Princeton Pike Corporate Center Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2016-C28 transaction, Commission File Number 333-206847-01 (the “MSBAM 2016-C28 Transaction”). These loan combinations, including the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, which constituted approximately 4.3% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 2100 Ross Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Gateway Plaza Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2016-UBS9 transaction, Commission File Number 333-206582-01 (the “MSC 2016-UBS9 Transaction”). These loan combinations, including the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS9 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 525 Seventh Avenue Mortgage Loan, the 2100 Ross Mortgage Loan, the Twenty Ninth Street Retail Mortgage Loan, the Gateway Plaza Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the 300 Four Falls Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, the 2100 Ross Mortgage Loan, the Gateway Plaza Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the 300 Four Falls Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan and the 525 Seventh Avenue Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan and the Twenty Ninth Street Retail Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

U.S. Bank National Association acts as trustee of the Princeton Pike Corporate Center Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction and the pooling and servicing agreement for the CFCRE 2016-C4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Princeton Pike Corporate Center Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 525 Seventh Avenue Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the Gateway Plaza Mortgage Loan, the 2100 Ross Mortgage Loan, the 300 Four Falls Mortgage Loan, the Twenty Ninth Street Retail Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan and the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 525 Seventh Avenue Mortgage Loan, the 2100 Ross Mortgage Loan, the Twenty Ninth Street Retail Mortgage Loan, the Grove City Premium Outlets Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the Le Meridien Cambridge MIT Mortgage Loan, the Gateway Plaza Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, Berkeley Point Capital LLC d/b/a Newmark Knight Frank as primary servicer of the Renaissance Cincinnati Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Twenty Ninth Street Retail Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Grove City Premium Outlets Mortgage Loan, the 525 Seventh Avenue Mortgage Loan and the Twenty Ninth Street Retail Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Le Meridien Cambridge MIT Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan, KeyBank National Association as primary servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, CWCapital Asset Management LLC as special servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan and Berkeley Point Capital LLC d/b/a Newmark Knight Frank as primary servicer of the Renaissance Cincinnati Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, Deutsche Bank Trust Company Americas, as trustee and as custodian, and U.S. Bank National Association, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.  On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.  U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

33.24      Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.2)

33.25      Wells Fargo Bank, National Association, as Trustee of the 525 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.5)

33.27      Park Bridge Lender Services LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.6)

33.28      Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.1)

33.29      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      U.S. Bank National Association, as Trustee of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Wells Fargo Bank, National Association, as Custodian of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.5)

33.32      Park Bridge Lender Services LLC, as Operating Advisor of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.6)

33.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.7)

33.34      National Tax Search, LLC, as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 33.8)

33.35      Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.1)

33.36      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37      U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.38      Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.5)

33.39      Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.6)

33.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.7)

33.41      National Tax Search, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.8)

33.42      KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

33.43      CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

33.44      Wells Fargo Bank, National Association, as Trustee of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 33.5)

33.46      Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 33.6)

33.47      KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.42)

33.48      CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.43)

33.49      Wells Fargo Bank, National Association, as Trustee of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.50      Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 33.5)

33.51      Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 33.6)

33.52      Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.1)

33.53      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.2)

33.54      Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.55      Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 33.5)

33.56      Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 33.6)

33.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 33.7)

33.58      National Tax Search, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 33.8)

33.59      Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (Omitted. See Explanatory Notes.)

33.60      Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.61      U.S. Bank National Association, as Trustee and Custodian of the Renaissance Cincinnati Mortgage Loan

33.62      Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.6)

33.63      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.64      National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.8)

33.65      Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.1)

33.66      Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.67      U.S. Bank National Association, as Trustee and Custodian of the AvidXchange Mortgage Loan (see Exhibit 33.61)

33.68      Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 33.6)

33.69      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.7)

33.70      National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.8)

33.71      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.16)

33.72      LNR Partners, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan

33.73      Wells Fargo Bank, National Association, as Trustee of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.74      Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.5)

33.75      Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.76      Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.77      LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.72)

33.78      Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.79      Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.6)

33.80      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.7)

33.81      National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.8)

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

34.24      Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.2)

34.25      Wells Fargo Bank, National Association, as Trustee of the 525 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.5)

34.27      Park Bridge Lender Services LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.6)

34.28      Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.1)

34.29      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      U.S. Bank National Association, as Trustee of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Wells Fargo Bank, National Association, as Custodian of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.5)

34.32      Park Bridge Lender Services LLC, as Operating Advisor of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.6)

34.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.7)

34.34      National Tax Search, LLC, as Servicing Function Participant of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 34.8)

34.35      Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.1)

34.36      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37      U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.38      Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.5)

34.39      Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.6)

34.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.7)

34.41      National Tax Search, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.8)

34.42      KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

34.43      CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

34.44      Wells Fargo Bank, National Association, as Trustee of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 34.5)

34.46      Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 34.6)

34.47      KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.42)

34.48      CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.43)

34.49      Wells Fargo Bank, National Association, as Trustee of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.50      Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 34.5)

34.51      Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 34.6)

34.52      Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.1)

34.53      Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.2)

34.54      Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.55      Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 34.5)

34.56      Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 34.6)

34.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 34.7)

34.58      National Tax Search, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 34.8)

34.59      Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (Omitted. See Explanatory Notes.)

34.60      Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.61      U.S. Bank National Association, as Trustee and Custodian of the Renaissance Cincinnati Mortgage Loan

34.62      Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.6)

34.63      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.64      National Tax Search, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.8)

34.65      Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.1)

34.66      Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.67      U.S. Bank National Association, as Trustee and Custodian of the AvidXchange Mortgage Loan (see Exhibit 34.61)

34.68      Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 34.6)

34.69      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.7)

34.70      National Tax Search, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.8)

34.71      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.16)

34.72      LNR Partners, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan

34.73      Wells Fargo Bank, National Association, as Trustee of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.74      Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.5)

34.75      Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.76      Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.77      LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.72)

34.78      Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.79      Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.6)

34.80      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.7)

34.81      National Tax Search, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.8)

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

35.9        Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 35.1)

35.11      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 35.1)

35.13      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.25      LNR Partners, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

35.26      Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.27      LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2021