Form 10-K
period 2022-12-31
Bank of America Merrill Lynch Commercial Mortgage Trust 2016-UBS10
filed 2023-03-17
CIK 1673542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Grove City Premium Outlets Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Grove City Premium Outlets Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Grove City Premium Outlets Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  The In-Rel 8 Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Princeton Pike Corporate Center Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The Princeton Pike Corporate Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2016-C28 transaction, Commission File Number 333-206847-01 (the “MSBAM 2016-C28 Transaction”). This loan combination, including the Princeton Pike Corporate Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. The Le Meridien Cambridge MIT Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the MSBAM 2016-C28 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, the AvidXchange Mortgage Loan, the 300 Four Falls Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 525 Seventh Avenue Mortgage Loan, the 2100 Ross Mortgage Loan, the Twenty Ninth Street Retail Mortgage Loan, the Gateway Plaza Mortgage Loan, the 300 Four Falls Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan, the 525 Seventh Avenue Mortgage Loan, the 2100 Ross Mortgage Loan, the Gateway Plaza Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan, the 300 Four Falls Mortgage Loan and the Princeton Pike Corporate Center Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

CWCapital Asset Management LLC is the special servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for CWCapital Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because CWCapital Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of CWCapital Asset Management LLC because CWCapital Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

U.S. Bank National Association acts as trustee of the Princeton Pike Corporate Center Mortgage Loan, the Renaissance Cincinnati Mortgage Loan prior to October 17, 2022 and the AvidXchange Mortgage Loan prior to October 17, 2022, and U.S. Bank Trust Company, National Association acts as trustee of the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan on and after October 17, 2022.  Pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction and the pooling and servicing agreement for the CFCRE 2016-C4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Princeton Pike Corporate Center Mortgage Loan, the Renaissance Cincinnati Mortgage Loan and the AvidXchange Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Princeton Pike Corporate Center Mortgage Loan, the 300 Four Falls Mortgage Loan, the AvidXchange Mortgage Loan and the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 525 Seventh Avenue Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan, the Gateway Plaza Mortgage Loan, the 2100 Ross Mortgage Loan, the 300 Four Falls Mortgage Loan, the Twenty Ninth Street Retail Mortgage Loan, the Renaissance Cincinnati Mortgage Loan, the AvidXchange Mortgage Loan and the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Twenty Ninth Street Retail Mortgage Loan, the Princeton Pike Corporate Center Mortgage Loan, the 2100 Ross Mortgage Loan, the Gateway Plaza Mortgage Loan and the Renaissance Cincinnati Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Princeton Pike Corporate Center Mortgage Loan, Berkeley Point Capital LLC d/b/a Newmark as primary servicer of the Renaissance Cincinnati Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Twenty Ninth Street Retail Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Princeton Pike Corporate Center Mortgage Loan, KeyBank National Association as primary servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan, CWCapital Asset Management LLC as special servicer of the 2100 Ross Mortgage Loan and the Gateway Plaza Mortgage Loan and Berkeley Point Capital LLC d/b/a Newmark as primary servicer of the Renaissance Cincinnati Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee and as custodian, U.S. Bank National Association, as certificate administrator, as trustee, and as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as trustee, and as custodian.

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

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021.  On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings.  The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds.  The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances.   On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement.  U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court.  A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM.  Both requests for leave were denied by the First Department.  On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding  in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM.  On September 7, 2021, the court denied the motion to renew.  CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022.  On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew.  On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision.  On March 24, 2022, the court denied the relief sought in the motion to reargue.  CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022.  The appeal was dismissed as being non-appealable on August 30, 2022.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing.  On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, all of plaintiffs’ claims were dismissed with prejudice. On March 10, 2022, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit with respect to the court’s orders on the motions to dismiss and for summary judgment.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  On November 10, 2022, the First Department granted DBNTC and DBTCA’s motion for leave to appeal to the Court of Appeals, and denied IKB’s separate motion for reargument and leave to appeal.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue (including all claims as to 5 trusts), leaving 17 trusts at issue.  Discovery is ongoing.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Princeton Pike Corporate Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSBAM 2016-C28 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2016-C28 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.9         Amended And Restated Agreement Between Note Holders, dated as of March 8, 2016, by and among Wells Fargo Bank, National Association, as Trustee, for the Benefit of the holders of the Morgan Stanley Capital I Trust 2015-UBS8, Commercial Mortgage Pass-Through Certificates, Series 2015-UBS8, as Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, UBS Real Estate Securities Inc., as Initial Note A-4 Holder, and Bank of America, N.A., as Initial Note A-5 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

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

4.11         Amended And Restated Agreement Between Note Holders, dated as of April 21, 2016, by and between U.S. Bank National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2016-C28, Commercial Mortgage Pass-Through Certificates, Series 2016-C28, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee for Morgan Stanley Capital I Trust 2016-UBS9, Commercial Mortgage Pass-Through Certificates, Series 2016-UBS9, as Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of March 8, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of March 8, 2016, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of April 19, 2016, by and between Bank of America, N.A., as Initial Note A-1 Holder, and Bank of America, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of May 6, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and UBS Real Estate Securities Inc., as Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of March 8, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

4.18         Amended And Restated Co-Lender Agreement, dated as of May 10, 2016, between Citigroup Global Markets Realty Corp., as Note A-1-1 Holder, Note A-1-2 Holder, Note A-2 Holder and Note A-3 Holder, and UBS Real Estate Securities Inc., as Note A-4 Holder and Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 7, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein), as amended by the Resizing Amendment to Co-Lender Agreement, dated as of July 15, 2016 (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on July 25, 2016 under Commission File No. 333-206847-02 and incorporated by reference herein).

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

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Grove City Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.10)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.2)

33.19       Wells Fargo Bank, National Association, as Trustee of the 525 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.1)

33.24       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 33.7)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.30       KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

33.31       CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

33.32       Wells Fargo Bank, National Association, as Trustee of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 33.5)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 33.6)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.36       KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.30)

33.37       CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 33.31)

33.38       Wells Fargo Bank, National Association, as Trustee of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 33.5)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 33.6)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 33.2)

33.44       Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 33.6)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 33.7)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.49       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.2)

33.51       U.S. Bank National Association, as Trustee of the Renaissance Cincinnati Mortgage Loan prior to October 17, 2022

33.52       U.S. Bank Trust Company, National Association, as Trustee of the Renaissance Cincinnati Mortgage Loan on and after October 17, 2022 (see Exhibit 33.51)

33.53       U.S. Bank National Association, as Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.51)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.6)

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 33.7)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.1)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 33.2)

33.58       U.S. Bank National Association, as Trustee of the AvidXchange Mortgage Loan prior to October 17, 2022 (see Exhibit 33.51)

33.59       U.S. Bank Trust Company, National Association, as Trustee of the AvidXchange Mortgage Loan on and after October 17, 2022 (see Exhibit 33.51)

33.60       U.S. Bank National Association, as Custodian of the AvidXchange Mortgage Loan (see Exhibit 33.51)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 33.6)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 33.7)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.10)

33.64       LNR Partners, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan

33.65       Wells Fargo Bank, National Association, as Trustee of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 33.5)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.70       LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.64)

33.71       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.6)

33.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 33.7)

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

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Grove City Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grove City Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.10)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.2)

34.19       Wells Fargo Bank, National Association, as Trustee of the 525 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the 525 Seventh Avenue Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.1)

34.24       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       U.S. Bank National Association, as Trustee of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 34.7)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.30       KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan

34.31       CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan

34.32       Wells Fargo Bank, National Association, as Trustee of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the 2100 Ross Mortgage Loan (see Exhibit 34.5)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the 2100 Ross Mortgage Loan (see Exhibit 34.6)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.36       KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.30)

34.37       CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (see Exhibit 34.31)

34.38       Wells Fargo Bank, National Association, as Trustee of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Gateway Plaza Mortgage Loan (see Exhibit 34.5)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Plaza Mortgage Loan (see Exhibit 34.6)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 34.2)

34.44       Wilmington Trust, National Association, as Trustee of the 300 Four Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the 300 Four Falls Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the 300 Four Falls Mortgage Loan (see Exhibit 34.6)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 300 Four Falls Mortgage Loan (see Exhibit 34.7)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.49       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.2)

34.51       U.S. Bank National Association, as Trustee of the Renaissance Cincinnati Mortgage Loan prior to October 17, 2022

34.52       U.S. Bank Trust Company, National Association, as Trustee of the Renaissance Cincinnati Mortgage Loan on and after October 17, 2022 (see Exhibit 34.51)

34.53       U.S. Bank National Association, as Custodian of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.51)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.6)

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Renaissance Cincinnati Mortgage Loan (see Exhibit 34.7)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.1)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 34.2)

34.58       U.S. Bank National Association, as Trustee of the AvidXchange Mortgage Loan prior to October 17, 2022 (see Exhibit 34.51)

34.59       U.S. Bank Trust Company, National Association, as Trustee of the AvidXchange Mortgage Loan on and after October 17, 2022 (see Exhibit 34.51)

34.60       U.S. Bank National Association, as Custodian of the AvidXchange Mortgage Loan (see Exhibit 34.51)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the AvidXchange Mortgage Loan (see Exhibit 34.6)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the AvidXchange Mortgage Loan (see Exhibit 34.7)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.10)

34.64       LNR Partners, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan

34.65       Wells Fargo Bank, National Association, as Trustee of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 34.5)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of the Twenty Ninth Street Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.70       LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.64)

34.71       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.6)

34.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grove City Premium Outlets Mortgage Loan

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Grove City Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 35.5)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the 525 Seventh Avenue Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Princeton Pike Corporate Center Mortgage Loan (see Exhibit 35.1)

35.10       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Princeton Pike Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       KeyBank National Association, as Primary Servicer of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       CWCapital Asset Management LLC, as Special Servicer of the 2100 Ross Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       KeyBank National Association, as Primary Servicer of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       CWCapital Asset Management LLC, as Special Servicer of the Gateway Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the 300 Four Falls Mortgage Loan (see Exhibit 35.2)

35.17       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Renaissance Cincinnati Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Renaissance Cincinnati Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the AvidXchange Mortgage Loan (see Exhibit 35.2)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twenty Ninth Street Retail Mortgage Loan (see Exhibit 35.5)

35.22       LNR Partners, LLC, as Special Servicer of the Twenty Ninth Street Retail Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.24       LNR Partners, LLC, as Special Servicer of the Hyatt Regency Huntington Beach Resort & Spa Mortgage Loan (see Exhibit 35.22)

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

Date: March 17, 2023